Form 10-K
period 2008-12-31
CHL Mortgage Pass-Through Trust Resecuritization 2008-2R
filed 2009-03-27
CIK 1427300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2008

or

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of Issuing Entity: 333-140958-24

CHL Mortgage Pass-Through Trust Resecuritization 2008-2R,
Resecuritization Pass-Through Certificates, Series 2008-2R
(Exact name of Issuing Entity as Specified in Its Charter)

Commission file number of Depositor: 333-140958

CWMBS, Inc.
(Exact name of Depositor as Specified in Its Charter)

Credit Suisse Securities (USA) LLC
(Exact name of Sponsor as Specified in Its Charter)

Delaware	95-4449516
(State or Other Jurisdiction of Incorporation or Organization of the Depositor)	(I.R.S. Employer Identification No. of the Depositor)

c/o Countrywide Home Loans Servicing LP 4500 Park Granada Calabasas, California	91302
(Address of Principal Executive Offices of the Depositor)	(Zip Code)

Registrant’s telephone number, including area code:   (818) 225-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes  [X] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                                                                                           Accelerated filer [   ]

Non-accelerated filer [X]                                                                                                Smaller reporting company [   ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes  [X] No

The Registrant has no voting or non-voting common equity held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

None.

*                *               *

This Annual Report on Form 10-K (the “Report”) is filed with respect to the trust entitled CHL Mortgage Pass-Through Trust Resecuritization 2008-2R (the “Issuing Entity”) formed pursuant to the trust agreement dated as of January 25, 2008 (the “Trust Agreement”) among CWMBS, Inc., as depositor (the “Company”), Credit Suisse Securities (USA) LLC, as underlying certificate seller (the “Sponsor”) and The Bank of New York Mellon (formerly The Bank of New York), as trustee (the “Trustee”), securities intermediary and bank, for the issuance of Resecuritization Pass-Through Certificates, Series 2008-2R (the “Certificates”).

PART I

Item 1.                    Business.

Omitted as permitted by Instruction J to Form 10-K.

Item 1A.                 Risk Factors.

Omitted as permitted by Instruction J to Form 10-K.

Item 1B.                 Unresolved Staff Comments.

Not Applicable.

Item 2.                    Properties.

Omitted as permitted by Instruction J to Form 10-K.

Item 3.                    Legal Proceedings.

Omitted as permitted by Instruction J to Form 10-K.

Item 4.                    Submission of Matters to a Vote of Security Holders.

Omitted as permitted by Instruction J to Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted as permitted by Instruction J to Form 10-K.

Item 6.                    Selected Financial Data.

Omitted as permitted by Instruction J to Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted as permitted by Instruction J to Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Omitted as permitted by Instruction J to Form 10-K.

Item 8.                    Financial Statements and Supplementary Data.

Omitted as permitted by Instruction J to Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted as permitted by Instruction J to Form 10-K.

Item 9A.	Controls and Procedures.

Omitted as permitted by Instruction J to Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Omitted as permitted by Instruction J to Form 10-K.

Item 11.                 Executive Compensation.

Omitted as permitted by Instruction J to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted as permitted by Instruction J to Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Omitted as permitted by Instruction J to Form 10-K.

Item 14.	Principal Accountant Fees and Services.

Omitted as permitted by Instruction J to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Not applicable.

(2)	Not applicable.

(3)	The required exhibits are as follows:

•	Exhibit 3(i): Copy of Company’s Certificate of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S-3 (File No. 33-63714))

•	Exhibit 3(ii): Copy of Company’s By-laws (Filed as Exhibit 3.2 to Registration Statement on Form S-3 (File No. 33-63714))

•	Exhibit 4: Trust Agreement (Filed as part of the Current Report on Form 8-K filed on February 29, 2008 under the Commission file number of the Issuing Entity)

•	Exhibit 31(ii): Rule 15d-14(d) Certification

•	Exhibit 33: Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for the Trustee

•	Exhibit 34: Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of the Trustee

•	Exhibit 35: Servicer Compliance Statement of the Trustee

•	Exhibit 99.1: Information Required by General Instruction J. of Form 10-K for CHL Mortgage Pass-Through Trust 2006-18

(b)           See subparagraph (a)(3) above.

(c)           Not applicable.

ADDITIONAL INFORMATION

Item 1112(b) of Regulation AB.	Financial Information of Significant Obligors.

See Exhibit 99.1 to this Form 10-K.

Item 1114(b)(2) of Regulation AB.	Financial Information of Significant Enhancement Providers.

Not Applicable.

Item 1115(b) of Regulation AB.	Financial Information of Certain Entities Providing Derivative Instruments.

Not Applicable.

Item 1117 of Regulation AB.	Legal Proceedings.

Certain state and local government officials have filed proceedings against Countrywide Financial Corporation, Countrywide Home Loans, Inc. and Countrywide Home Loans Servicing LP, including, among others, lawsuits brought by the state attorneys general of California, Connecticut, Florida, Illinois, Indiana and West Virginia.  The lawsuits allege, among other things, that Countrywide Financial Corporation, Countrywide Home Loans, Inc. and Countrywide Home Loans Servicing LP violated state consumer protection laws by engaging in deceptive marketing practices designed to increase the volume of loans they originated and then sold into the secondary market and (according to certain of the complaints) by improperly servicing loans.  The lawsuits seek various remedies, including among other things, restitution, other monetary relief, penalties and rescission or reformation of mortgage loans made to consumers.  In addition, the Director of the Washington State Department of Financial Institutions has commenced an administrative proceeding against Countrywide Home Loans, Inc. alleging, among other things, that it did not provide borrowers with certain required disclosures and that the loan products made available to Washington borrowers of protected races or ethnicities were less favorable than those made available to other similarly situated borrowers.

On October 6, 2008, Bank of America Corporation announced settlements in relation to allegations of unfair and deceptive marketing practices with the states attorneys general of several states, including Arizona, California, Connecticut, Florida, Illinois, Iowa, Michigan, North Carolina, Ohio, Texas and Washington (such states, together with such additional states that enter into settlements, the “Settling States”).  The settlement with the Attorney General of Washington does not address the pending administrative action.  Following its settlement announcement on October 6, 2008, Bank of America Corporation entered into settlements with the states attorneys general of Delaware, Kansas, Nevada and Pennsylvania, and has engaged in negotiations, and may have entered into other settlements, with additional states attorneys general. The cornerstone of the settlements is a loan modification program for subprime borrowers and pay option ARM borrowers designed to avoid foreclosures, along with a nationwide fund of up to $150 million for payments to borrowers who have already experienced foreclosure.  While the loan modifications to be made pursuant to the settlements with the Settling States are intended to both avoid unnecessary foreclosures and increase recoveries relative to foreclosing on defaulted borrowers, the ultimate effectiveness of these modifications in mitigating losses on mortgage loans cannot be predicted with certainty.  This loan modification program could result in more modifications of the original terms of mortgage loans, more delinquent and defaulted mortgage loans, delays in foreclosures and liquidations with respect to defaulted mortgage loans and/or permanent forgiveness of a portion of the amounts owing in respect of the related mortgage loans.  The settlements do not require the mortgage loans owned by the Significant Obligor to be subject to the loan modification program.

While the outcome of the proceedings described above that are not subject to settlements with Settling States is unknown, the relief sought by the government officials in one or more of the matters could, if granted, result in delays in the foreclosure process, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of all or a portion of the amounts owing in respect of the related mortgage loans and/or increased reimbursable servicing expenses, which could result in delays and reductions in distributions to be made to certificateholders or an increase in realized losses allocated to certificateholders.

Item 1119 of Regulation AB.	Affiliations and Certain Relationships and Related Transactions.

The Company and the Issuing Entity are affiliates and the Company and CHL Mortgage Pass-Through Trust 2006-18, a significant obligor with respect to the Issuing Entity (the “Significant Obligor”) are affiliates.  There are no other affiliated parties.  Except as described in the next paragraph, there are currently no business relationships, agreements, arrangements, transactions or understandings between (a) the Sponsor, the Company or the Issuing Entity and (b) the Trustee or the Significant Obligor, or any of their affiliates, that were entered into outside the ordinary course of business or that contain terms other than would be obtained in an arm’s length transaction with an unrelated third party and that are material to the investor’s understanding of the Certificates.  No such business relationship, agreement, arrangement, transaction or understanding has existed during the past two years.

The Company established both the Issuing Entity and the Significant Obligor.  The Company and the Trustee are parties to the pooling and servicing agreement pursuant to which the Significant Obligor was established and the Deposited Underlying Certificates (as defined in the prospectus supplement for the Issuing Entity previously filed with the U.S. Securities and Exchange Commission under Rule 424(b) of the Securities Act of 1933, as amended) were issued.  The Company and the Sponsor are parties to an underwriting agreement pursuant to which certain of the CHL Mortgage Pass-Through Trust 2006-18, Mortgage Pass-Through Certificates, Series 2006-18, including the Deposited Underlying Certificates, were purchased by the Sponsor.

Item 1122 of Regulation AB.	Compliance with Applicable Servicing Criteria.

See Exhibits 33 and 34 to this Form 10-K.

Item 1123 of Regulation AB.	Servicer Compliance Statement.

See Exhibit 35 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHL MORTGAGE PASS-THROUGH TRUST RESECURITIZATION 2008-2R

By:           CWMBS, Inc., as Depositor

By:           /s/ N. Joshua Adler
Name:  N. Joshua Adler
Title:    President and Chief Executive Officer
(Senior officer in charge of securitization of
CWMBS, Inc.)

Date:  March 27, 2009

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material with respect to the Issuing Entity or the Depositor has been, or will be, sent to security holders.

EXHIBIT INDEX

Exhibit	Document

3(i)	Company’s Certificate of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S-3 (File No. 33-63714))*

3(ii)	Company’s By-laws (Filed as Exhibit 3.2 to Registration Statement on Form S-3 (File No. 33-63714))*

4	Trust Agreement (Filed as part of the Current Report on Form 8-K filed on February 29, 2008 under the Commission file number of the Issuing Entity)*

31(ii)	Rule 15d-14(d) Certification

33	Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for the Trustee

34	Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of the Trustee

35	Servicer Compliance Statement of the Trustee

99.1	Information Required by General Instruction J. of Form 10-K for CHL Mortgage Pass-Through Trust 2006-18

*	Incorporated herein by reference.